Form 10-K405
period 1996-12-31
CAPITA PREFERRED TRUST
filed 1997-04-15
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From ______ to ______

                        Commission File Number 333-11243

                             CAPITA PREFERRED TRUST

           A DELAWARE                         I.R.S. EMPLOYER IDENTIFICATION
         BUSINESS TRUST                              No. 22-3467159

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 201-397-3000

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of exchange on
                                                     which registered

-------------------                                -------------------
Trust Preferred Securities                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES...x...    NO.......

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Registration  Statement  on Form S-3 of this  Registrant  (No.
               333-11243) are incorporated in Part I. of this report.

                                TABLE OF CONTENTS

                                     PART I

   Item                          Description                          Page
       1.      Business                                                 1
       2.      Properties                                               1
       3.      Legal Proceedings                                        1
       4.      Submission of Matters to a Vote of Security-Holders      1


                                  PART II

       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                     2
       6.      Selected Financial Data                                  2
       7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     2
       8.      Financial Statements and Supplementary Data              3
       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    11

                                  PART III

      10.      Directors and Executive Officers of the Registrant      11
      11.      Executive Compensation                                  11
      12.      Security Ownership of Certain Beneficial Owners and
                Management                                             11
      13.      Certain Relationships and Related Transactions          11

                                  PART IV

      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                            11

                                     PART I

ITEM 1.  BUSINESS

        Capita Preferred Trust (the "Trust") was established as a Delaware statuatory business trust for the purpose of issuing 9.06% Trust Originated Preferred Securities (the "Trust Preferred Securities"). On October 23, 1996, the Trust issued $200 million of Trust Preferred Securities to the public (the "Offering"). The Trust invested the proceeds received from the Offering and additional proceeds received from the issuance of common securities to AT&T Capital Corporation (the "Parent") in Partnership Preferred Securities of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Parent. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a Parent capital contribution to invest primarily in 20-year debentures of the Parent and two wholly-owned subsidiaries (the "Debentures"). Payments in respect to the Debentures issued by the Parent's subsidiaries have been guaranteed, on a subordinated basis, by the Parent.

        Holders of the 8,000,000 outstanding shares of Trust Preferred Securities are entitled to receive quarterly cash distributions at an annual rate of 9.06% and a liquidation amount of $25 per share. Under the terms of the Offering, the Parent issued an irrevocable guarantee, to the extent the Trust has funds available therefor, on the distributions, redemption and liquidation of the Trust Preferred Securities. Distributions will be made on the Trust Preferred Securities to the extent that the Trust has funds available, which is dependent on the payment of distributions on the Partnership Preferred Securities by the Partnership to its limited partner, the Trust. Distributions on the Partnership Preferred Securities will be declared and paid only as determined in the sole discretion of the Parent in its capacity as the general partner of the Partnership. The Partnership's ability to pay such distributions to the Trust is dependent on the receipt of interest payments on the Debentures from the Parent and its two subsidiaries.

        For additional information regarding the description of the Trust, see the Trust's Prospectus dated October 22, 1996 (the "Prospectus") comprising a portion of the Registration Statement on Form S-3 (No. 333-11243) filed by the Registrant with the Securities and Exchange Commission, which is incorporated by reference herein.

ITEM 2.  PROPERTIES

        The Trust owns no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

        The Trust has no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matter has been submitted to a vote of the holders of the Trust Preferred Securities through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        There is no established public trading market for the Trust Preferred Securities. As of April 11, 1997, there were 95 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

        The Results of Operations Data for the period August 29, 1996 (Date of Formation) to December 31, 1996 as well as the Balance Sheet Data at December 31, 1996 are derived from the Financial Statements of the Trust at such date and for such period, which have been audited by Coopers & Lybrand L.L.P., independent accountants.

        Results of Operations Data, for the period October 14, 1996 to December 31, 1996:

             Total Revenues                 $  3,425,000
             Total Distributions            $  3,425,000

        Balance Sheet Data at December 31, 1996:

             Total Assets                   $206,186,000
             Total Shareowners' Equity      $206,186,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations and Changes in Cash Flows

        On October 25, 1996, Capita Preferred Trust (the "Trust") issued $200 million of Trust Originated Preferred Securities (the "Trust Preferred Securities") to the public (the "Offering"). The Trust invested the Offering proceeds and $6.2 million of proceeds from the sale of Trust Common Securities to AT&T Capital Corporation, the parent company of the Trust (the "Parent"), in Partnership Preferred Securities of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Parent. The Partnership, in turn, used proceeds from the issuance of Partnership Preferred Securities to invest primarily in 20-year debentures of the Parent and two wholly-owned subsidiaries of the Parent (the "Debentures").

        On December 31, 1996, holders of the 8,000,000 shares outstanding of Trust Preferred Securities were paid the required quarterly cash distribution at an annual rate of 9.06%. On that same date, the Trust also received quarterly distributions at an annual rate of 9.06% from the Partnership on the $206 million of Partnership Preferred Securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CAPITA PREFERRED TRUST
                                  BALANCE SHEET
                              AT DECEMBER 31, 1996
                             (dollars in thousands)

ASSET - Limited partnership interest
    in Partnership                                        $206,186
                                                          --------

SHAREOWNERS' EQUITY:
    Trust Preferred Securities -
     authorized, issued and outstanding
     8,000,000 shares, $25 liquidation
     value                                                 200,000
   Trust Common Securities -
    $25 liquidation value                                    6,186

    Retained Earnings                                            0
                                                          --------
Total Shareowners' Equity                                 $206,186
                                                          ========


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                               STATEMENT OF INCOME
               FOR THE PERIOD AUGUST 29, 1996 (DATE OF FORMATION)
                              TO DECEMBER 31, 1996
                             (dollars in thousands)

REVENUES - Distributions on Partnership
 Preferred Securities                                     $  3,425
                                                          --------
Net income                                                $  3,425
                                                          ========


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                   STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
               FOR THE PERIOD AUGUST 29, 1996 (DATE OF FORMATION)
                              TO DECEMBER 31, 1996
                             (dollars in thousands)

PREFERRED SECURITIES:
    Balance at beginning of period                 $      0
        Securities issued                           200,000
                                                   --------
    Balance at end of period                        200,000
                                                   --------

COMMON SECURITIES:
    Balance at beginning of period                        0
      Securities issued                               6,186
                                                   --------
    Balance at end of period                          6,186
                                                   --------
RETAINED EARNINGS:
    Balance at beginning of period                        0
        Net Income                                    3,425
        Less:
            Preferred distributions                  (3,322)
            Common distributions                       (103)
                                                   --------
         Total distributions                         (3,425)
                                                   --------
     Balance at end of period                             0
                                                   --------

Total Shareowners' equity                          $206,186
                                                   ========


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD AUGUST 29, 1996 (DATE OF
                         FORMATION) TO DECEMBER 31, 1996
                             (dollars in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                      $   3,425
                                                ---------
Net Cash provided by Operating activities           3,425
                                                ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Limited Partnership Preferred
 Securities                                      (206,186)
                                                ---------
Net Cash used for Investing Activities           (206,186)
                                                ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Payment of distributions                           (3,425)
Issuance of Trust Preferred Securities            200,000
Issuance of Trust Common Securities                 6,186
                                                ---------
Net Cash provided by Financing
 activities                                       202,761
                                                ---------
Net change in cash and cash equivalents                 0
Cash and cash equivalents at beginning
 of period                                              0
                                                ---------
Cash and cash equivalents at end
 of period                                     $        0
                                               ==========



The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.   Description of the Trust

     Capita Preferred Trust (the "Trust") was established as a Delaware statuatory business trust for the purpose of issuing 9.06% Trust Originated Preferred Securities (the "Trust Preferred Securities"). On October 25, 1996 the Trust issued $200 million of Trust Preferred Securities to the public (the "Offering"). The Trust invested the proceeds received from the Offering and the issuance of $6.2 million common securities to AT&T Capital Corporation (the "Parent") (the "Trust Common Securities") in exchange for Partnership Preferred Securities of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Parent. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a Parent capital contribution to invest primarily in 20-year debentures of the Parent and two wholly-owned subsidiaries of the Parent (the "Debentures"). Payments in respect to the Debentures issued by the Parent's subsidiaries have been guaranteed, on a subordinated basis, by the Parent.

2.   Summary of Significant Accounting policies

Principles of Consolidation

     The Trust, as the limited partner of the Partnership, accounts for its investment in the Partnership under the equity method of accounting.

Revenue Recognition

     Revenue from Partnership distributions are recorded on the accrual basis. Distributions recorded on the accompanying Statement of Income reflect the scheduled quarterly distribution payable on the Partnership Preferred Securities at a rate per annum of 9.06%.

Cash and Cash Equivalents

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Trust's cash is held by a New York money center bank, in a demand deposit account.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Administrative Cost

     All costs and expenses of the Trust are paid by the Parent.

3.      Administration of the Trust

        Pursuant to the Trust's declaration of trust (the "Declaration of Trust"), there are five trustees (the "Trustees"). Three of the Trustees (the "Regular Trustees") are individuals who are employees or officers of or who are affiliated with the Parent. The fourth trustee, The First National Bank of Chicago, N.A., is indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the "Property Trustee"). The fifth trustee, First Chicago Delaware Inc., maintains its principal place of business in the State of Delaware (the "Delaware Trustee"). For purposes of compliance with the Trust Indenture Act, The First National Bank of Chicago, N.A. also acts as trustee under the Trust Guarantee (the "Trust Guarantee").

        The Property Trustee holds title to the Partnership Preferred Securities for the benefit of the holders of the Trust Securities, and the Property Trustee has the power to exercise all rights, powers and privileges with respect to the Partnership Preferred Securities under the Amended and Restated Agreement of Limited Partnership dated August 29, 1996 to be entered into by the Company and the Trust (the "Limited Partnership Agreement") as the holder of the Partnership Preferred Securities. In addition, the Property Trustee maintains exclusive control of a segregated non-interest bearing bank account (the "Property Account") to hold all payments made in respect of the Partnership Preferred Securities for the benefit of the holders of the Trust Preferred Securities. The Trust Guarantee trustee holds the Trust Guarantee for the benefit of the holders of the Trust Preferred Securities. The Parent, as the holder of all the Trust Common Securities, has the right to appoint, remove or replace any of the Trustees and to increase or decrease the number of trustees, provided that the number of trustees shall be at least three; provided further that at least one trustee shall be a Delaware Trustee, at least one trustee shall be the Property Trustee and at least one Trustee shall be a Regular Trustee. The Parent has paid or will pay all fees and expenses related to the organization and operations of the Trust and the Offering and be responsible for all debts and obligations of the Trust (other than with respect to the Trust Preferred Securities).

        For so long as the Trust Preferred Securities remain outstanding, the Parent covenants (i) to maintain directly 100% ownership of the Trust Common Securities, (ii) to cause the Trust to remain a statutory business trust and not to voluntarily dissolve, wind-up, liquidate or be terminated, except as permitted by the Declaration of the Trust, (iii) to use its commercially reasonable efforts to ensure that the Trust will not be an "investment company" for purposes of the Investment Company Act of 1940, as amended, and (iv) to take no action which would be reasonably likely to cause the Trust to be classified as an association or a publicly traded partnership taxable as a corporation for United States federal income tax purposes. See Note 4 for a discussion of Income Taxes.

4.      Income Taxes

        The Trust is classified for United States (U.S.) federal income tax purposes as a grantor trust and not as an association taxable as a corporation. Therefore, the Trust is not a tax paying entity. Accordingly, for U.S. federal income tax purposes, each holder of Trust Preferred Securities will be considered the owner of an individual interest in the Partnership Preferred Securities held by the Trust, and each holder will be required to include in its gross income its distributive share of income attributable to the Partnership, which generally will be equal to such holder's allocable share of amounts accrued on the Partnership Preferred Securities. No amount included in income with respect to the Trust Preferred Securities will be eligible for the corporate dividends-received deduction.

5.      Distributions

        Holders of the 8,000,000 outstanding shares of Trust Preferred Securities are entitled to receive quarterly cash distributions in arrears at an annual rate of 9.06% and a liquidation amount of $25 per share. Under the terms of the Offering, the Parent issued an irrevocable guarantee, to the extent the Trust has funds available therefor, on the distributions, redemption and liquidation of the Trust Preferred Securities. Distribution will be made on the Trust Preferred Securities to the extent that the Trust has funds available, which is dependent on the payment of distributions on the Partnership Preferred Securities by the Partnership to its limited partner, the Trust. Distributions on the Partnership Preferred Securities will be declared and paid only as determined in the sole discretion of the Parent in its capacity as the general partner of the Partnership. The Partnership's ability to pay such distributions to the Trust is dependent on the receipt of interest payments on the Debentures from the Parent and its two subsidiaries.

6.      Financial information of the Partnership

Summarized financial information for the Partnership, accounted for by the equity method is as follows (dollars in thousands):

At December 31, 1996:

Current assets        $  2,426
Noncurrent assets      240,146
Partners' Capital     $242,572

For the period August 29, 1996 to December 31, 1996:

Revenues               $ 3,931
Net Income             $ 3,931

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ------------------------------


To the Trust Preferred Security Holders and Trustees of Capita Preferred Trust:

     We have audited the balance sheet of Capita Preferred Trust (the "Trust") at December 31, 1996, and the related statements of income, changes in shareowners' equity and cash flows for the period August 29, 1996
(Date of Formation) to December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 1996, and the results of its operations and its cash flows for the period August 29, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.

                                              COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
April 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On February 12, 1997, the Audit Committee of the Board of Directors (with the concurrence of the Board of Directors) of the Parent dismissed Coopers & Lybrand L.L.P. as the Parent's and Trust's independent public accountants and appointed Arthur Andersen LLP to serve as the Parent's and Trust's independent accountants for the year 1997. Coopers & Lybrand L.L.P. will continue to serve as the Parent's and Trust's independent public accountants for 1996. There have been no disagreements with independent accountants on any accounting or financial disclosure during the past two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Not applicable as there are no employees of the Trust. The Parent pays all fees and expenses related to the organization and operations of the Trust.

ITEM 11. EXECUTIVE COMPENSATION.

        Not applicable as there are no employees of the Trust. The Parent pays all fees and expenses related to the organization and operations of the Trust.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Not Applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None, other than as set forth in Items 1, 10 and 11.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:

              (1) Financial Statements:
                  - Balance Sheet
                  - Statement of Income
                  - Statement of Changes in Shareowners' Equity
                  - Statement of Cash Flows
                  - Notes to the Consolidated Financial Statements
                  - Report of Independent Accountants

              (2) Financial statement schedules are omitted because the
                  required information is included in the financial statements or notes thereto or because of the absence of condition under which they are required.

              (3)  Exhibits:

                   Exhibit Number

                   4.1 Certificate of Trust of the registrant is incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-3 [No. 333-1143] filed with the Securities and Exchange Commission.

                   4.2 Form of Amended and Restated Declaration of Trust of the registrant is incorporated by reference to Exhibit
                          4.2 of the registrant's Registration Statement on Form S-3 [No. 333-1143] filed with the Securities and Exchange Commission.

                   4.3 Form of Trust Preferred Securities Guarantee Agreement between AT&T Capital Corporation and The First National Bank of Chicago, N.A., as guarantee trustee incorporated by reference to Exhibit 4.6 of the registrant's Registration Statement on Form S-3 [No. 333-1143] filed with the Securities and Exchange Commission.

                 10(a) AT&T Capital Corporation, Capita Preferred Funding L.P., Capita Preferred Trust Prospectus dated October 22, 1996 is incorporated by reference to the Registration Statement on Form S-3 (No. 333-11243) dated October 21, 1996 filed with the Securities and Exchange Commission.

                 27       Financial Data Schedule

            b)  Current Reports on Form 8-K:

                None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CAPITA PREFERRED TRUST


                                                      EDWARD M. DWYER
                                                      ---------------

                                                  By: Edward M. Dwyer
                                                      Regular Trustee

April 14, 1997