Form 10-Q
period 1997-03-31
CAPITA PREFERRED TRUST
filed 1997-05-15
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 1997
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From ____________ to ___________

                        Commission File Number 333-11243

                             CAPITA PREFERRED TRUST





           A DELAWARE                     I.R.S. EMPLOYER IDENTIFICATION
         BUSINESS TRUST                              No. 22-3467159

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983

                       Telephone Number 201-397-3000
                               __________________





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES...x... NO.......

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                             CAPITA PREFERRED TRUST
                               STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in Thousands)
                                   (Unaudited)





REVENUES - Distributions on partnership
 preferred securities                                     $4,670
                                                          -------

Net income                                                $4,670
                                                          =======


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                                 BALANCE SHEETS
                             (Dollars in Thousands)




                                                         March 31,    December 31,
                                                           1997           1996
                                                       (unaudited)
                                                         --------       --------
ASSET - Limited partnership interest
    in Partnership                                       $206,186       $206,186
                                                         --------       --------

SHAREOWNERS' EQUITY:
    Trust Preferred Securities -
     authorized, issued and outstanding
     8,000,000 shares, $25 liquidation
     value                                                200,000        200,000
   Trust Common Securities -
    $25 liquidation value                                   6,186          6,186

    Retained Earnings                                           0              0
                                                         --------       --------
Total Shareowners' Equity                                $206,186       $206,186
                                                         ========       ========



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in Thousands)
                                   (Unaudited)



CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                              $ 4,670
                                                                        -------
Net Cash provided by Operating activities                                 4,670
                                                                        -------


CASH FLOW FROM FINANCING ACTIVITIES:

Payment of distributions                                                 (4,670)
                                                                        -------
Net Cash provided by Financing
 activities                                                              (4,670)
                                                                        -------

Net change in cash and cash equivalents                                       0

Cash and cash equivalents at beginning
 of period                                                                    0
                                                                        -------
Cash and cash equivalents at end
 of period                                                              $     0
                                                                        =======



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Capita Preferred Trust (the "Trust") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited Financial Statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Financial information of the Partnership

Summarized financial information for Capita Preferred Funding L.P. (the "Partnership"), accounted for by the equity method is as follows (dollars in thousands):





At or for the three months ended
March 31, 1997 (Unaudited)                        At December 31, 1996
Current assets                      $  2,426            $  2,426
Noncurrent assets                    240,146             240,146
Partners' Capital                   $242,572            $242,572

Revenues                            $  5,358
Net Income                          $  5,358


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands)

Results of Operations and Changes in Cash Flows

     On March 31, 1997, holders of Capita Preferred Trust (the "Trust") securities were paid the required quarterly cash distribution of $4,670 (annual rate of 9.06%). On that same date, the Trust also received quarterly distributions (annual rate of 9.06%) from Capita Preferred Funding L.P. (the "Partnership") of $4,670 relating to its $206,186 limited partnership interest in the Partnership.

                             CAPITA PREFERRED TRUST
                           PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

            a)  Exhibits:
                   Exhibit Number
                     27      Financial Data Schedule

            b)  Current Reports on Form 8-K:

                Report on Form 8-K, dated February 12, 1997, was filed pursuant to Item 4 (Change in Registrant's Certifying Accountants).

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

                                                  CAPITA PREFERRED TRUST


                                                      EDWARD M. DWYER
                                                      ---------------
                                                  By: Edward M. Dwyer
                                                      Regular Trustee

May 14, 1997

                                  EXHIBIT INDEX

 EXHIBITS

  Exhibit
   Number             Description

    27.               Financial Data Schedule