Form 10-Q
period 1997-06-30
CAPITA PREFERRED TRUST
filed 1997-08-12
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 1997
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From _________ to _________

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                             CAPITA PREFERRED TRUST
                              STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED JUNE 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)


                                           For the Three   For the Six
                                           Months Ended    Months Ended
                                           -------------   ------------
REVENUES - Distributions on
 partnership preferred securities           $4,670          $9,340
                                             -----           -----

Net Income                                  $4,670          $9,340
                                             =====          ======


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                          June 30,
                                                            1997       December 31,
                                                         (unaudited)        1996
                                                         -----------   ------------

ASSET - Limited partnership interest
    in Partnership                                        $206,186         $206,186
                                                          ========         ========

SHAREOWNERS' EQUITY:
   Trust Preferred Securities -
       authorized, issued and outstanding
       8,000,000 shares, $25 liquidation
       value                                              $200,000         $200,000
   Trust Common Securities -
      $25 liquidation value                                  6,186            6,186

   Retained Earnings                                             0                0
                                                          --------         --------
Total Shareowners' Equity                                 $206,186         $206,186
                                                          ========         ========



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                              $ 9,340
                                                                        -------
Net Cash Provided by Operating Activities                                 9,340
                                                                        -------
CASH FLOW USED FOR FINANCING ACTIVITIES:

Payment of distributions                                                 (9,340)
                                                                        -------
Net Cash used for Financing Activities                                   (9,340)
                                                                        -------

Net Change in Cash and Cash Equivalents                                       0

Cash and Cash Equivalents at Beginning
 of Period                                                                    0
                                                                        -------
Cash and Cash Equivalents at End
 of Period                                                              $     0
                                                                        =======



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

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

2.      Financial information of the Partnership

     Summarized financial information for Capita Preferred Funding L.P. (the "Partnership"), accounted for by the equity method is as follows:


  At or for the six months ended
     June 30, 1997 (Unaudited)          At December 31, 1996
--------------------------------    ------------------------

Current assets        $  2,463              $  2,426
Noncurrent assets      240,146               240,146
Partners' Capital     $242,609              $242,572

Revenues              $ 10,718
Net Income            $ 10,718


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands)

Results of Operations and Changes in Cash Flows

        On June 30, 1997, holders of Capita Preferred Trust (the "Trust") securities were paid the required quarterly cash distribution of $4,670 (annual fixed rate of 9.06%). On that same date, the Trust also received quarterly distributions (annual fixed rate of 9.06%) from Capita Preferred Funding L.P. (the "Partnership") of $4,670 relating to the Trust's $206,186 limited partnership interest in the Partnership.

        For the six months ended June 30, 1997, the Trust paid cash distributions of $9,340 and received cash distributions of $9,340 from the Partnership.

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

                                       CAPITA PREFERRED TRUST



                                       By: /s/ GLENN A. VOTEK
                                           _____________________________________
                                           Glenn A. Votek
                                           Regular Trustee

August 12, 1997

                                  EXHIBIT INDEX

EXHIBITS

  Exhibit
  Number       Description

   27.         Financial Data Schedule