Form 10-Q
period 1997-09-30
CAPITA PREFERRED TRUST
filed 1997-11-05
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 1997

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

                             CAPITA PREFERRED TRUST
                              STATEMENTS OF INCOME
                     FOR THE PERIODS ENDED SEPTEMBER 30,1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 For the Three    For the Nine
                                                 Months Ended     Months Ended
                                                 -------------    -------------


REVENUES - Distributions on
 partnership preferred securities                   $4,670           $14,010
                                                     -----            ------

Net Income                                          $4,670           $14,010
                                                     =====           =======


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                   September 30,
                                                       1997             December 31,
                                                    (unaudited)             1996
ASSET - Limited partnership interest
    in Partnership                                 $206,186             $206,186
                                                   ========             ========
SHAREOWNERS' EQUITY:
   Trust Preferred Securities -
       authorized, issued and outstanding
       8,000,000 shares, $25 liquidation
       value                                       $200,000             $200,000
   Trust Common Securities -
      $25 liquidation value                           6,186                6,186
                                                   --------             --------
Total Shareowners' Equity                          $206,186             $206,186
                                                   ========             ========



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                         $14,010
                                                   -------
Net Cash Provided by Operating Activities           14,010
                                                   -------
CASH FLOW USED FOR FINANCING ACTIVITIES:

Payment of distributions                           (14,010)
                                                  --------
Net Cash used for Financing Activities             (14,010)
                                                  ---------
Net Change in Cash and Cash Equivalents                  0
Cash and Cash Equivalents at Beginning
 of Period                                               0
                                                  ---------
Cash and Cash Equivalents at End
 of Period                                        $      0
                                                  =========



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Capita Preferred Trust (the "Trust") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

2.      Financial information of the Partnership

Summarized financial information for Capita Preferred Funding L.P. (the "Partnership"), accounted for by the equity method is as follows:

  At or for the nine months ended
     September 30, 1997 (Unaudited)             At December 31, 1996
-------------------------------------       ------------------------

Current assets               $  2,435                     $  2,426
Noncurrent assets             240,146                      240,146
Partners' Capital            $242,581                     $242,572

Revenues                     $ 16,079
Net Income                   $ 16,079

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands)

Results of Operations and Changes in Cash Flows

        On September 30, 1997, holders of Capita Preferred Trust (the "Trust") securities were paid the required quarterly cash distribution of $4,670 (annual fixed rate of 9.06%). On that same date, the Trust also received quarterly distributions (annual fixed rate of 9.06%) from Capita Preferred Funding L.P. (the "Partnership") of $4,670 relating to the Trust's $206,186 limited partnership interest in the Partnership.

        For the nine months ended September 30,1997, the Trust paid cash distributions of $14,010 and received cash distributions of $14,010 from the Partnership.

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

                                                  CAPITA PREFERRED TRUST

                                                  GLENN A. VOTEK
                                                  --------------------------
                                              By: Glenn A. Votek
                                                  Regular Trustee

 November 5, 1997

                                  EXHIBIT INDEX

 EXHIBITS

  Exhibit
   Number             Description

   27.         Financial Data Schedule