Form 10-K405
period 1997-12-31
CAPITA PREFERRED TRUST
filed 1998-03-30
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1997
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For The Transition Period From _____________ to _______________

                        Commission File Number 333-11243
                             CAPITA PREFERRED TRUST

     A DELAWARE                        I.R.S. EMPLOYER IDENTIFICATION
   BUSINESS TRUST                              No. 22-3467159

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 973-397-3000

                             ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of exchange on
                                                     which registered
-------------------                                -------------------
Trust Preferred Securities                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    YES   X        NO
                                                          -----          ------

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

                             TABLE OF CONTENTS

                                  PART I

   Item                          Description                         Page

       1.      Business                                                1
       2.      Properties                                              2
       3.      Legal Proceedings                                       2
       4.      Submission of Matters to a Vote of Security-Holders     2

                                  PART II

       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                    3
       6.      Selected Financial Data                                 3
       7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     4
       8.      Financial Statements and Supplementary Data             5
       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                   15

                                  PART III

      10.      Directors and Executive Officers of the Registrant     15
      11.      Executive Compensation                                 15

      12.      Security Ownership of Certain Beneficial Owners and
                Management                                            15
      13.      Certain Relationships and Related Transactions         15

                                  PART IV

      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                           16

                                     PART I

ITEM 1.  BUSINESS

        Capita Preferred Trust (the "Trust") was established as a Delaware statuatory business trust for the purpose of issuing 9.06% Trust Originated Preferred Securities (the "Trust Preferred Securities"). On October 25, 1996, the Trust issued $200 million of Trust Preferred Securities to the public (the "Offering"). The Trust invested the proceeds received from the Offering and additional proceeds received from the issuance of Trust common securities to AT&T Capital Corporation (the "Company") in Partnership Preferred Securities (the "Partnership Preferred Securities") of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Company. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a Company capital contribution to invest primarily in 20-year debentures of the Company and two wholly-owned subsidiaries of the Company (the "Debentures"). Payments in respect to the Debentures issued by the Company's subsidiaries have been guaranteed, on a subordinated basis, by the Company.

        Holders of the 8,000,000 outstanding shares of Trust Preferred Securities are entitled to receive quarterly cash distributions at an annual rate of 9.06% and a liquidation amount of $25 per share. Under the terms of the Offering, the Company issued an irrevocable guarantee, to the extent the Trust has funds available therefor, on the distributions, redemption and liquidation of the Trust Preferred Securities. Distributions will be made on the Trust Preferred Securities to the extent that the Trust has funds available, which is dependent on the payment of distributions on the Partnership Preferred Securities by the Partnership to its limited partner, the Trust. Distributions on the Partnership Preferred Securities will be declared and paid only as determined in the sole discretion of the Company in its capacity as the general partner of the Partnership. The Partnership's ability to pay such distributions to the Trust is dependent on the receipt of interest payments on the Debentures.

        On January 12, 1998, all of the Company's outstanding shares of common stock were purchased by Newcourt Credit Group Inc., an Ontario corporation ("Newcourt") in a transaction accounted for under the purchase method of accounting (the "Newcourt Acquisition"). The Company currently is an indirect wholly-owned subsidiary of Newcourt.

        On February 9, 1998, the Company and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the Company, to cause the Company and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the Company (upon the request of the Company) sufficient to enable the Company to make timely payments of principal and interest payments on its debt for borrowed money (if the Company is unable to do so).

        On February 20, 1998, the Company entered into an agreement whereby the Company guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). This debt is used by Newcourt for general operating purposes. As of February 28, 1998, the Company guarantee of such debt was $1.4 billion (C$2.0 billion).

        The Newcourt Guarantee, ranks pari passu to the liabilities of the Company. As disclosed in the Trust's registration statement filed on Form S-3 in October 1996, the Company guaranteed, on a subordinate basis the Trust's distributions (the "Trust Guarantee"). The Trust Guarantee ranks subordinate and junior to all other liabilities of AT&T Capital. Thus, the Trust Guarantee ranks subordinate to the Newcourt Guarantee.

        The ownership of the Trust Preferred Securities was not affected by the Newcourt Acquisition and related transactions.

        For additional information regarding the description of the Trust, see the Trust's Prospectus dated October 22, 1996 comprising a portion of the Registration Statement on Form S-3 (No. 333-11243) filed by the Trust with the Securities and Exchange Commission, which is incorporated by reference herein.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        There is no established public trading market for the Trust Preferred Securities. As of March 20, 1998 there were 114 holders of record.

ITEM 6.SELECTED FINANCIAL DATA

        The Results of Operations Data as well as the Balance Sheet Data are derived from the Financial Statements of the Trust at such date and for such period, which have been audited by Arthur Andersen LLP, independent public accountants for 1997 and Coopers & Lybrand L.L.P., independent accountants for 1996.

    Results of Operations Data

                                 For the Year            For the Period
                                     Ended              August 29, 1996 to
                               December 31, 1997        December 31, 1996

    Total Revenues                $ 18,680,000           $  3,425,000
    Total Distributions           $ 18,680,000           $  3,425,000

 Balance Sheet Data            December 31, 1997         December 31, 1996

    Total Assets                  $206,186,000           $206,186,000
    Total Shareowners' Equity     $206,186,000           $206,186,000

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations and Changes in Cash Flows

        On October 25, 1996, Capita Preferred Trust (the "Trust") issued $200 million of Trust Originated Preferred Securities (the "Trust Preferred Securities") to the public (the "Offering"). The Trust invested the Offering proceeds and $6.2 million of proceeds from the issuance of Trust common securities to AT&T Capital Corporation (the "Company"), in Partnership Preferred Securities of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Company. The Partnership, in turn, used proceeds from the issuance of Partnership Preferred Securities to invest primarily in 20-year debentures of the Parent and two wholly-owned subsidiaries of the Company (the "Debentures").

        During 1997 and 1996, holders of the 8,000,000 shares outstanding of Trust Preferred Securities were paid the required quarterly cash distributions totaling $18.7 million and $3.4 million, respectively (annual fixed rate of 9.06%). On those same quarterly distribution dates, the Trust also received quarterly distributions totaling $18.7 million and $3.4 million, for 1997 and 1996, respectively (annual rate of 9.06%) from the Partnership relating to the Trust's $206.2 million limited partnership interest in the Partnership.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CAPITA PREFERRED TRUST
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                     As of December 31,
                                                  1997               1996
                                                  ----               ----
ASSET - Limited partnership interest
    in Partnership                              $206,186           $206,186
                                                ========           ========

SHAREOWNERS' EQUITY:
    Trust Preferred Securities -
      authorized, issued and outstanding
      8,000,000 shares, $25 liquidation
      value                                      200,000            200,000
  Trust Common Securities -
   $25 liquidation value                           6,186              6,186
                                                --------           --------
Total Shareowners' Equity                       $206,186           $206,186
                                                ========           ========


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                              STATEMENTS OF INCOME
                             (dollars in thousands)

                                             For The Year      For The Period
                                                Ended          August 29, 1996
                                             December 31,      To December 31,
                                                1997               1996
                                            -------------     ----------------

REVENUES - Distributions on Partnership
  Preferred Securities                         $18,680            $  3,425
                                               -------            --------

Net income                                     $18,680            $  3,425
                                               =======            ========


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                             (dollars in thousands)

                                             For The Year       For The Period
                                                Ended           August 29, 1996
                                             December 31,       To December 31,
                                                 1997                 1996
                                            -------------       ---------------


PREFERRED SECURITIES:

  Balance at beginning of period               $ 200,000             $       0
        Securities issued                              0               200,000
                                               ---------             ---------
    Balance at end of period                     200,000               200,000
                                               ---------             ---------

COMMON SECURITIES:
    Balance at beginning of period                 6,186                     0
      Securities issued                                0                 6,186
                                               ---------             ---------
    Balance at end of period                       6,186                 6,186
                                               ---------             ---------

RETAINED EARNINGS:
    Balance at beginning of period                     0                     0
        Net Income                                18,680                 3,425
        Less:
            Preferred distributions              (18,120)               (3,322)
            Common distributions                    (560)                 (103)
                                               ---------             ---------
        Total distributions                      (18,680)               (3,425)
                                               ---------             ---------
    Balance at end of period                           0                     0
                                               ---------             ---------

Total Shareowners' equity                      $ 206,186             $ 206,186
                                               =========             =========



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                              For The Year     For The Period
                                                 Ended         August 29, 1996
                                              December 31,    To December 31,
                                                 1997              1996
                                              ------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                      $  18,680        $   3,425
                                                ---------        ---------
Net Cash provided by Operating activities          18,680            3,425
                                                ---------        ---------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Limited Partnership Preferred
  Securities                                            0         (206,186)
                                                ---------        ---------
Net Cash used for Investing Activities                  0         (206,186)
                                                ---------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Payment of distributions                          (18,680)          (3,425)
Issuance of Trust Preferred Securities                  0          200,000
Issuance of Trust Common Securities                     0            6,186
                                                ---------        ---------
Net Cash provided by Financing
 activities                                       (18,680)         202,761
                                                ---------        ---------

Net change in cash and cash equivalents                 0                0

Cash and cash equivalents at beginning
  of period                                             0                0
                                                ---------        ---------
Cash and cash equivalents at end
 of period                                      $       0        $       0
                                                =========        =========



The accompanying notes are an integral part of these financial statements.

                             CAPITA PREFERRED TRUST
                        NOTES TO THE FINANCIAL STATEMENTS

1.   Description of the Trust

               Capita Preferred Trust (the "Trust") was established as a Delaware statuatory business trust for the purpose of issuing 9.06% Trust Originated Preferred Securities (the "Trust Preferred Securities"). On October 25, 1996 the Trust issued $200 million of Trust Preferred Securities to the public (the "Offering"). The Trust invested the proceeds received from the Offering and the issuance of $6.2 million common securities to AT&T Capital Corporation (the "Company") (the "Trust Common Securities") in exchange for Partnership Preferred Securities of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Company. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a Company capital contribution to invest primarily in 20-year debentures of the Company and two wholly-owned subsidiaries of the Company (the "Debentures"). Payments in respect to the Debentures issued by the Company's subsidiaries have been guaranteed, on a subordinated basis, by the Company.

        On January 12, 1998, all of the Company's outstanding shares of common stock were purchased by Newcourt Credit Group Inc., an Ontario corporation ("Newcourt") in a transaction accounted for under the purchase method of accounting (the "Newcourt Acquisition"). The Company currently is an indirect wholly-owned subsidiary of Newcourt.

        On February 9, 1998, the Company and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the Company, to cause the Company and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the Company (upon the request of the Company) sufficient to enable the Company to make timely payments of principal and interest payments on its debt for borrowed money (if the Company is unable to do so).

        On February 20, 1998, the Company entered into an agreement whereby the Company guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). This debt is used by Newcourt for general operating purposes. As of February 28, 1998, the Company guarantee of such debt was $1.4 billion (C$2.0 billion).

        The Newcourt Guarantee, ranks pari passu to the liabilities of the Company. As disclosed in the Trust's registration statement filed on Form S-3 in October 1996, the Company guaranteed, on a subordinate basis the Trust's distributions (the "Trust Guarantee"). The Trust Guarantee ranks subordinate and junior to all other liabilities of AT&T Capital. Thus, the Trust Guarantee ranks subordinate to the Newcourt Guarantee.

        The ownership of the Trust Preferred Securities was not affected by the Newcourt Acquisition and related transactions.

2.      Summary of Significant Accounting policies

Principles of Consolidation

        The Trust, as the limited partner of the Partnership, accounts for its investment in the Partnership under the equity method of accounting.

Revenue Recognition

        Revenue from Partnership distributions are recorded on the accrual basis. Distributions recorded on the accompanying Statements of Income reflect the scheduled quarterly distribution payable on the Partnership Preferred Securities at a rate per annum of 9.06%.

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

Administrative Cost

        All costs and expenses of the Trust are paid by the Company.

3.      Administration of the Trust

        Pursuant to the Trust's declaration of trust (the "Declaration of Trust"), there are four trustees (the "Trustees"). Two of the Trustees (the "Regular Trustees") are individuals who are employees or officers of or who are affiliated with the Company. The third trustee, The First National Bank of Chicago, N.A., is indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the "Property Trustee"). The fourth trustee, First Chicago Delaware Inc., maintains its principal place of business in the State of Delaware (the "Delaware Trustee"). For purposes of compliance with the Trust Indenture Act, The First National Bank of Chicago, N.A. also acts as trustee under the Trust Guarantee (the "Trust Guarantee").

        The Property Trustee holds title to the Partnership Preferred Securities for the benefit of the holders of the Trust Securities, and the Property Trustee has the power to exercise all rights, powers and privileges with respect to the Partnership Preferred Securities under the Amended and Restated Agreement of Limited Partnership dated August 29, 1996 to be entered into by the Company and the Trust as the holder of the Partnership Preferred Securities. In addition, the Property Trustee maintains exclusive control of a segregated non-interest bearing bank account to hold all payments made in respect of the Partnership Preferred Securities for the benefit of the holders of the Trust Preferred Securities. The Trust Guarantee trustee holds the Trust Guarantee for the benefit of the holders of the Trust Preferred Securities. The Company, as the holder of all the Trust Common Securities, has the right to appoint, remove or replace any of the Trustees and to increase or decrease the number of trustees, provided that the number of trustees shall be at least three; provided further that at least one trustee shall be a Delaware Trustee, at least one trustee shall be the Property Trustee and at least one Trustee shall be a Regular Trustee. The Company has paid all fees and expenses related to the organization and operations of the Trust and the Offering and is responsible for all debts and obligations of the Trust (other than with respect to the Trust Preferred Securities).

        For so long as the Trust Preferred Securities remain outstanding, the Company covenants (i) to maintain directly 100% ownership of the Trust Common Securities, (ii) to cause the Trust to remain a statutory business trust and not to voluntarily dissolve, wind-up, liquidate or be terminated, except as permitted by the Declaration of the Trust, (iii) to use its commercially reasonable efforts to ensure that the Trust will not be an "investment company" for purposes of the Investment Company Act of 1940, as amended, and (iv) to take no action which would be reasonably likely to cause the Trust to be classified as an association or a publicly traded partnership taxable as a corporation for United States federal income tax purposes. See Note 4 for a discussion of Income Taxes.

4.      Income Taxes

        The Trust is classified for United States (U.S.) federal income tax purposes as a grantor trust and not as an association taxable as a corporation. Therefore, the Trust is not a tax paying entity. Accordingly, for U.S. federal income tax purposes, each holder of Trust Preferred Securities is considered the owner of an individual interest in the Partnership Preferred Securities held by the Trust, and each holder is required to include in its gross income its distributive share of income attributable to the Partnership, which generally is equal to such holder's allocable share of amounts accrued on the Partnership Preferred Securities. No amount included in income with respect to the Trust Preferred Securities is eligible for the corporate dividends-received deduction.

5.      Distributions

        Holders of the 8,000,000 outstanding shares of Trust Preferred Securities are entitled to receive quarterly cash distributions in arrears at an annual rate of 9.06% and a liquidation amount of $25 per share. Under the terms of the Offering, the Company issued an irrevocable guarantee, to the extent the Trust has funds available therefor, on the distributions, redemption and liquidation of the Trust Preferred Securities. Distribution will be made on the Trust Preferred Securities to the extent that the Trust has funds available, which is dependent on the payment of distributions on the Partnership Preferred Securities by the Partnership to its limited partner, the Trust. Distributions on the

Partnership Preferred Securities will be declared and paid only as determined in the sole discretion of the Company in its capacity as the general partner of the Partnership. The Partnership's ability to pay such distributions to the Trust is dependent on the receipt of interest payments on the Debentures.

6.      Financial information of the Partnership

Summarized financial information for the Partnership, accounted for by the equity method is as follows (dollars in thousands):

                                                        At December 31,
                                               1997                         1996
                                              -----                       -----

Current assets                             $  2,434                    $  2,426
Noncurrent assets                           240,146                      240,146
Partners' Capital                          $242,580                     $242,572


                                     The Year Ended           August 29, 1996 To
                                   December 31,1997            December 31, 1996
                                   ----------------           ------------------

Revenues                                    $21,438                      $ 3,931
Net Income                                  $21,438                      $ 3,931

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    ----------------------------------------


To the Trust Preferred Security Holders and Trustees of Capita Preferred Trust:

     We have audited the accompanying balance sheet of Capita Preferred Trust (the "Trust") as of December 31, 1997, and the related statements of income, changes in shareowners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

New York, New York
March 27, 1998

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

                                     COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
April 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 12, 1997, the Audit Committee of the Board of Directors (with the concurrence of the Board of Directors) of the Company dismissed Coopers & Lybrand L.L.P. as the Company's and Trust's independent public accountants and appointed Arthur Andersen LLP to serve as the Company's and Trust's independent accountants for the year 1997. There have been no disagreements with Coopers & Lybrand L.L.P. on any accounting or financial disclosure during the past two fiscal years, preceding February 12, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Not applicable as there are no employees of the Trust. The Company pays all fees and expenses related to the organization and operations of the Trust.

ITEM 11. EXECUTIVE COMPENSATION.

        Not applicable as there are no employees of the Trust. The Company pays all fees and expenses related to the organization and operations of the Trust.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Not Applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None, other than as set forth in Items 1, 10 and 11.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:

              (1) Financial Statements:
                    - Balance Sheets
                    - Statements of Income
                    - Statements of Changes in Shareowners' Equity
                    - Statements of Cash Flows
                    - Notes to the Financial Statements
                    - Report of Independent Public Accountants

              (2) Financial statement schedules are omitted because the required information is included in the financial statements or notes thereto or because of the absence of condition under which they are required.

              (3) Exhibits:

                  Exhibit Number
                  4.1 Certificate of Trust of the registrant is incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-3 [No. 333-11243] filed with the Securities and Exchange Commission.

                  4.2 Form of Amended and Restated Declaration of Trust of the registrant is incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-3
                  [No. 333-11243] filed with the Securities and Exchange Commission.

                  4.3 Form of Trust Preferred Securities Guarantee Agreement between AT&T Capital Corporation and The First National Bank of Chicago, N.A., as guarantee trustee incorporated by reference to Exhibit 4.6 of the registrant's Registration Statement on Form S-3 [No. 333-11243] filed with the Securities and Exchange Commission.

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

                             CAPITA PREFERRED TRUST

                                                    GLENN A. VOTEK
                                                    --------------
                                                By: Glenn A. Votek
                                                    Regular Trustee
March 27, 1998