Form 10-Q
period 1998-03-31
CAPITA PREFERRED TRUST
filed 1998-05-13
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From _____________ to _____________

                        Commission File Number 333-11243

                             CAPITA PREFERRED TRUST

       A DELAWARE                           I.R.S. EMPLOYER IDENTIFICATION
     BUSINESS TRUST                                No. 22-3467159

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983

                          Telephone Number 973-397-3000

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]   NO  [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                             CAPITA PREFERRED TRUST
                              STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 For the three months
                                                    ended March 31,

                                                  1998          1997
                                                  ----          ----
REVENUES - Distributions on partnership
 preferred securities                            $4,670        $4,670
                                                 ------        ------

Net income                                       $4,670        $4,670
                                                 ======        ======


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                 March 31,
                                                   1998                December 31,
                                                (unaudited)                1997
                                                -----------            ------------
ASSET - Limited partnership interest
    in Partnership                               $206,186                $206,186
                                                 --------                --------

SHAREOWNERS' EQUITY:
    Trust Preferred Securities -
     authorized, issued and outstanding
     8,000,000 shares, $25 liquidation
     value                                        200,000                 200,000
   Trust Common Securities -
    $25 liquidation value                           6,186                   6,186

    Retained Earnings                                   0                       0
                                                 --------                --------
Total Shareowners' Equity                        $206,186                $206,186
                                                 ========                ========


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                For the three months
                                                   ended March 31,

                                                1998             1997
                                                ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                    $ 4,670          $ 4,670
                                              -------          -------
Net Cash provided by Operating activities       4,670            4,670
                                              -------          -------

CASH FLOW FROM FINANCING ACTIVITIES:

Payment of distributions                       (4,670)          (4,670)
                                              -------          -------
Net Cash provided by Financing
 activities                                    (4,670)          (4,670)
                                              -------          -------

Net change in cash and cash equivalents             0                0

Cash and cash equivalents at beginning
 of period                                          0                0
                                              -------          -------
Cash and cash equivalents at end
 of period                                    $     0          $     0
                                              =======          =======


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Capita Preferred Trust (the "Trust") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited Financial Statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Financial information of the Partnership

     Summarized financial information for Capita Preferred Funding L.P. (the "Partnership"), accounted for by the equity method is as follows (dollars in thousands):

                                   At:              At:                 At:
                             March 31, 1998   March 31, 1997     December 31, 1997
                               (unaudited)      (unaudited)
Current assets                 $  2,434          $  2,426            $  2,434
Noncurrent assets               240,146           240,146             240,146
Partners' Capital              $242,580           242,572            $242,580

                               For the three months ended
                             March 31, 1998   March 31, 1997
                               (unaudited)      (unaudited)
Revenues                       $5,362            $5,358
Net Income                     $5,362            $5,358


3.   1998 Sale of AT&T Capital

     On January 12, 1998, all of AT&T Capital Corporation's (the "Company") outstanding shares of common stock were purchased by Newcourt Credit Group Inc., an Ontario corporation ("Newcourt") in a transaction accounted for under the purchase method of accounting. The Company currently is an indirect wholly-owned subsidiary of Newcourt. The Trust is a consolidated subsidiary of the Company.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands)

Results of Operations and Changes in Cash Flows

     On March 31, 1998 and March 31, 1997, Capita Preferred Trust (the "Trust") received quarterly distributions (annual rate of 9.06%) from Capita Preferred Funding L.P. (the "Partnership") of $4,670 relating to its $206,186 limited partnership interest in the Partnership. On those same dates, holders of the Trust securities were paid the required quarterly cash distribution of $4,670 (annual rate of 9.06%).

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


                                        CAPITA PREFERRED TRUST

                                        GLENN A. VOTEK
                                        ------------------------------
                                    By: Glenn A. Votek
                                        Regular Trustee


May 13, 1998

                                  EXHIBIT INDEX
EXHIBITS

Exhibit
Number             Description

27.                Financial Data Schedule