Form 10-Q
period 1998-06-30
CAPITA PREFERRED TRUST
filed 1998-08-12
CIK 1021971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       to

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


                                  For the three months    For the six months
                                     ended June 30,         ended June 30,

                                    1998       1997          1998       1997
                                    ----       ----          ----       ----
REVENUES - Distributions on
 partnership preferred securities  $4,670     $4,670        $9,340     $9,340
                                   ------     ------         -----     ------
Net income                         $4,670     $4,670        $9,340     $9,340
                                   ======     ======        ======     ======


The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                                 BALANCE SHEETS
                             (Dollars in Thousands)



                                                   June 30,            December 31,
                                                     1998                   1997
                                                 (unaudited)
                                                 -----------           ------------

ASSET - Limited partnership interest
   in Partnership                                   $206,186            $206,186
                                                    --------            --------
SHAREOWNERS' EQUITY:
   Trust Preferred Securities -
    authorized, issued and outstanding
    8,000,000 shares, $25 liquidation
    value                                            200,000             200,000
   Trust Common Securities -
    $25 liquidation value                              6,186               6,186
   Retained Earnings                                       0                   0
                                                    --------            --------
Total Shareowners' Equity                           $206,186            $206,186
                                                    --------            --------
                                                    --------            --------



The accompanying notes are an integral part of these Financial Statements.

                             CAPITA PREFERRED TRUST
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                               For the six months
                                                 ended June 30,

                                                1998        1997
                                                ----        ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                   $  9,340    $  9,340
                                              ---------   -------
Net Cash provided by Operating activities       9,340       9,340
                                             ----------   -------


CASH FLOW FROM FINANCING ACTIVITIES:

Payment of distributions                       (9,340)     (9,340)
                                              -------     -------
Net Cash provided by Financing
 activities                                    (9,340)     (9,340)
                                              -------     -------
Net change in cash and cash equivalents             0           0

Cash and cash equivalents at beginning
 of period                                          0           0
                                              -------     -------
Cash and cash equivalents at end
 of period                                   $      0      $    0
                                              =======       =====



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

2.   Financial information of the Partnership

     Summarized financial information for Capita Preferred Funding L.P. (the "Partnership"), accounted for by the equity method is as follows (dollars in thousands):


                          At:             At:                 At:
                    June 30, 1998    June 30, 1997     December 31, 1997
                      (unaudited)      (unaudited)

Current assets           $  2,434       $2,463              $2,434
Noncurrent assets         240,146      240,146             240,146
Partners' Capital        $242,580      242,609            $242,580



              For the three months ended      For the six months ended
             June 30, 1998  June 30, 1997    June 30, 1998  June 30, 1997
              (unaudited)   (unaudited)       (unaudited)    (unaudited)

Revenues        $5,360        $5,360         $10,722        $10,718
Net Income      $5,360        $5,360         $10,722        $10,718


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

4. Subsequent Event

          On July 27, 1998, an Offer to Purchase and Consent Solicitation (the "Offer") in connection with the 9.06% Trust Originated Preferred Securities (the "TOPrS" or "Company-obligated preferred securities") of Capita Preferred Trust, was announced to all of the holders of record of the TOPrS as of July 20, 1998. AT&T Capital invited all holders of the TOPrS to tender any and all of their TOPrS for purchase. In conjunction with the Offer the Company solicited consents from the holders to amend the Limited Partnership Agreement and the indentures pursuant to which three debentures (the "Debentures") have been issued by AT&T Capital and two of its wholly-owned subsidiaries. The proposed amendments will provide for an early redemption of the Partnership Preferred Securities and Debentures, which in turn will cause the optional redemption of any and all TOPrS that have not been tendered in the Offer. Following the successful consummation of the Offer and the Consent Solicitation in accordance with their respective terms, there will not be any TOPrS that remain outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands)

Results of Operations and Changes in Cash Flows

     On June 30, 1998 and June 30, 1997, Capita Preferred Trust (the "Trust") received quarterly distributions (annual rate of 9.06%) from Capita Preferred Funding L.P. (the "Partnership") of $4,670 relating to its $206,186 limited partnership interest in the Partnership. On those same dates, holders of the Trust securities were paid the required quarterly cash distribution of $4,670 (annual rate of 9.06%).

For the six months ended June 30, 1998 and June 30, 1997, the Trust paid cash distributions of $9,340 and received cash distributions of $9,340 from the Partnership.

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

                                           CAPITA PREFERRED TRUST

                                             GLENN A. VOTEK
                                             ______________
                                         By: Glenn A. Votek
                                             Regular Trustee

August 12, 1998

                                  EXHIBIT INDEX

EXHIBITS

  Exhibit
   Number      Description


   27.         Financial Data Schedule
